Form 10QSB
period 2001-09-30
NEW PACIFIC INC
filed 2001-11-14
CIK 1140008

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



[X] Quarterly report filed under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2001.

                                       or

[ ]     Transitional report filed under Section 13 or 15 (d) of the
        Exchange Act.


                           Commission File No. 0-32701

                                New Pacific, Inc.
                                  -------------
                 (Name of Small Business Issuer in its Charter)

         Nevada                                      88-0490090
         --------                                    -------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of November 1, 2001, there were 1,973,850 shares of Common Stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):

Yes      No X
   ---     ---

                                NEW PACIFIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                    CONTENTS
              December 31, 2000 and September 30, 2001 (unaudited)
-------------------------------------------------------------------------------

                                                                          Page
FINANCIAL STATEMENTS

    Balance Sheet                                                          1

    Statements of Operations                                               2

    Statements of Stockholders' Equity                                     3

    Statements of Cash Flows                                               4

    Notes to Financial Statements                                         5-6

                                NEW PACIFIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                                   (UNAUDITED)


                                                         SEPTEMBER     DECEMBER
                                                         30, 2001      31, 2000
                                                         ---------     ---------

ASSETS
     Current assets
Cash held in trust account                              $       -      $    376
Account receivable from shareholder                            67            67
                                                         ---------     ---------

     Total  assets                                       $     67      $    443
                                                         =========     =========



LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities
Accounts payable to trust account                        $  1,032    $        -

     Shareholders' equity
Preferred stock (par value $0.001)
5,000,000 shares authorized none issued
Common stock (par value $0.001) 20,000,000
shares authorized; 1,973,850 and 1,952,500
issued and outstanding at September 30, 2001
and December 31, 2000 respectively                          1,974         1,953
Paid in capital                                             5,581         4,197
Deficit accumulated during development stage               (8,840)       (5,707)
                                                         ---------     ---------

     Total shareholders' equity                              (985)          443
                                                         ---------     ---------

     Total liabilities and shareholders' equity
                                                         $     67      $    443
                                                         =========     =========




       The accompanying notes to financial statements are an integral part of this statement


                                NEW PACIFIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND
                   2000; THE THREE MONTHS ENDED SEPTEMBER 30,
                 2001 AND 2000 AND CUMULATIVE FROM INCEPTION TO
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

                                                                                                                      FROM
                                              FOR THE           FOR THE           FOR THE          FOR THE          INCEPTION
                                                NINE              NINE             THREE            THREE           SEPTEMBER 1,
                                            MONTHS ENDED      MONTHS ENDED      MONTHS ENDED     MONTHS ENDED         1999 TO
                                              SEPT. 30,         SEPT. 30,        SEPT. 30,         SEPT. 30,         SEPT. 30,
                                                2001              2000              2001             2000               2001
                                           --------------    --------------    --------------    --------------    --------------
Income                                     $           -     $           -     $           -     $           -     $           -
                                                                    NO                                  NO
Audit fees                                           720         ACTIVITY                220         ACTIVITY              1,720
Legal fees                                         1,300                                 300                               5,390
Corporate registration fees                          813                                 408                               1,430
                                           --------------    --------------    --------------    --------------    --------------
Total expenses                                     2,833                                 928                 -             7,612
                                           --------------    --------------    --------------    --------------    --------------

Net loss                                   $      (2,833)    $                 $        (928)    $                 $      (8,540)
                                           ==============    ==============    ==============    =============    ===============

Net loss per share                         $      (0.001)    $                 $      (0.001)    $          -     $       (0.004)
                                           ==============    ==============    ==============    =============    ===============
Weighted average number of common shares
outstanding                                    1,965,500         1,952,500         1,965,500        1,952,500          1,965,500
                                           ==============    ==============    ==============    =============    ===============

               The accompanying notes to financial statements are an integral part of this statement




                                NEW PACIFIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 AND
                CUMULATIVE FROM INCEPTION SEPTEMBER 1, 1999 TO
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

                                                   For the      For the       From
                                                     nine         nine      inception
                                                    months       months     September
                                                    ended        ended       1, 1999
                                                    Sept.       Sept. 30,    to Sept.
                                                   30, 2001       2000       30,  2001
                                                  ----------   ----------   ----------
CASH FLOW FROM OPERATING ACTIVITIES
     Net loss                                     $  (2,833)   $            $  (8,540)
     Shares issued for legal services
      and registration fees                           1,405         NO          2,305
Increase (decrease) in operating                                 ACTIVITY
  liabilities-accounts payable                        1,052                     1,052
(Increase) decrease in operation
  assets-accounts receivable                                                      (67)
                                                  ----------   ----------   ----------
Cash flow from operating activities                    (376)                   (5,250)


CASH FLOW FROM FINANCING ACTIVITIES
     Proceeds from sale of stock                          -                     5,250
                                                  ----------   ----------   ----------

Cash flow from all activities                          (376)                        -

Cash balance at beginning of period                     376          376            -
                                                  ----------   ----------   ----------

Cash balance at end of  period                    $       -    $     376    $       -
                                                  ==========   ==========   ==========



The accompanying notes to financial statements are an integral part of this statement


                                NEW PACIFIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF SHAREHOLDERS' EQUITY
             FROM INCEPTION SEPTEMBER 1, 1999 TO SEPTEMBER 30, 2001
                                   (UNAUDITED)
                                                         Common stock                 Deficit
                                            --------------------------------------  accumulated
                                                                        Additonal        in
                                             Number of     Par value     Paid-in    development
                                              shares       $(0.001)      capital       stage
                                            -----------   -----------  -----------  -----------
Common stock issued for cash at par value
September 1, 1999                              900,000    $      900   $        -   $        -

Common stock issued for legal services at
par value September 1, 1999                    900,000          900

Net loss for the period                                                                 (1,982)
                                            -----------   -----------  -----------  -----------
Balance at December 31, 1999                 1,800,000         1,800            -       (1,982)

Common stock issued for cash at $0.03 per
share                                          152,500           153        4,197

Net loss for the period                                                                 (3,725)
                                            -----------   -----------  -----------  -----------

Balance at December 31, 2000                 1,952,500         1,953        4,197       (5,707)

Common shares issued for legal and
registration fees at $0.05                      21,350            21        1,384

Net loss for the period                                                                 (2,833)
                                            -----------   -----------  -----------  -----------

Balance at September 30, 2001                1,973,850    $    1,974   $    5,581   $   (8,540)
                                            ===========   ===========  ===========  ===========


The accompanying notes to financial statements are an integral part of this statement


                                NEW PACIFIC, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND
                FROM INCEPTION SEPTEMBER 1 TO SEPTEMBER 30, 2001
                                   (UNAUDITED)

GENERAL

         New Pacific, Inc. ("the Company") is a Nevada corporation incorporated September 1, 1999. The Company is in the development stage and its intent is to operate as a capital market access corporation and to acquire one or more existing businesses through merger or acquisition. The Company has had no business activity to date.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

         During the period from inception, September 1, 1999, through September, 2001, the Company received legal services from a stockholder that aggregated $5,390.

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

         The Company will seek potential Merger Targets from all known sources and anticipates that various prospective Merger Targets will be brought to its attention from various non-affiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers, and other members of the financial community and affiliated sources, including, possibly, the Company's executive officer, director and his affiliates. While the Company has not yet ascertained how, if at all, it will advertise and promote itself, the Company may elect to publish advertisements in financial or trade publications seeking potential business acquisitions. While the Company does not presently anticipate engaging the services of professional firms that specialize in finding business acquisitions on any formal basis, the Company may engage such firms in the future, in which event the Company may pay a finder's fee or other compensation. In no event, however, will the Company pay a finder's fee or commission to the officer and director of the Company or any entity with which he is affiliated for such service. Moreover, in no event shall the Company issue any of its securities to any officer, director or promoter of the Company, or any of their respective affiliates or associates, in connection with activities designed to locate a Merger Target.

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

         The Company may utilize available cash and equity securities in effecting a Merger. Although the Company has no commitments as of this date to issue any shares of Common Stock or options or warrants, except for additional securities that the Company expects to issue for certain professional services, other than those already issued in the offering of its common stock pursuant to Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act") (the "Private Placement"), the Company will likely issue a substantial number of additional shares in connection with the consummation of a Merger, probably in most cases equal to nine or more times the amount held by the Company's stockholders prior to the Merger. The Company also may decide to issue Preferred Stock, with liquidation and dividend rights, that are senior to the Common Stock, in connection with a Merger or obtaining financing therefore, although the Company has no present plans to do so. The Company currently has no intention to issue Preferred Stock. The Company may have to effect reverse stock splits prior to any Merger. To the extent that such additional shares are issued, dilution to the interests of a Company's stockholders will occur. Additionally, a change in control of the Company may occur which may affect, among other things, the Company's ability to utilize net operating loss carry-forwards, if any.

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

Expenses for nine Months Ending September 30, 2001

         Expenses increased by approximately $868 and $4,266, respectively, for the three and nine months ended September 30, 2001 as compared to the three and nine months ended September 30, 2000. The increases resulted primarily from accounting/auditing, legal, and general administrative expenses relating to the Company's quarterly public disclosure and reporting requirements. The Company is seeking to reduce these ongoing expenses by obtaining the agreement of certain of its professional service providers to permit the Company to defer or forgo cash payment of the expense of their services in exchange for securities of the Company. As discussed above, the Company will incur substantial expenses, including expenses for professional and other consulting services, when it seeks to negotiate and enter into a Merger.

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

                                            NEW PACIFIC, INC.


Date: November 14, 2001                     By: /s/ Diane Byman
      -----------------                     -------------------------------
                                            Diane Byman, President
                                            and Treasurer (Chief Financial
                                            Officer)